Form 10-K
period 2004-12-31
GS AUTO LOAN TRUST 2004-1
filed 2005-03-31
CIK 1279291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal period ended December 31, 2004 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 333-101904-02




                            GS AUTO LOAN TRUST 2004-1
                       (Issuer with respect to the Notes)

                   GOLDMAN SACHS ASSET BACKED SECURITIES CORP.
             (Exact Name of Registrant as Specified in its Charter)

        STATE OF DELAWARE                                  51-6548509
 (State or Other Jurisdiction of                           02-0678069
 Incorporation or Organization)                (IRS Employer Identification No.)



       85 BROAD STREET
       NEW YORK, NEW YORK                                               10004
 Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 902-1000

The following securities were issued by GS Auto Loan Trust 2004-1:

$336,137,000 Class A-1 1.11% Asset Backed Notes

$297,914,000 Class A-2 1.50% Asset Backed Notes

$314,944,000 Class A-3 2.13% Asset Backed Notes

$224,081,000 Class A-4 2.65% Asset Backed Notes

$56,587,000 Class B 2.15% Asset Backed Notes

$26,704,000 Class C 2.68% Asset Backed Notes

$29,248,000 Class D 5.00% Asset Backed Notes

(Title of each class of securities covered by this Form)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

NONE


Securities required to be registered pursuant to Section 12(g) of the Act:

NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

         Yes   [X]              No    [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

|X|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes   [ ]              No    [X]

State the aggregate marke value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NOT APPLICABLE. Documents incorporated by reference: NONE.

                                     PART I

Item 1.       BUSINESS

         This Annual Report on Form 10-K (the "Report") is filed with respect to GS Auto Loan Trust 2004-1 (the "Trust"), a Delaware statutory trust formed pursuant to an Amended and Restated Trust Agreement, dated as of February 24, 2004 (the "Trust Agreement"), between Goldman Sachs Asset Backed Securities Corp. (the "Depositor") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust issued $1,256,367,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4, B, C and D (the "Notes") pursuant to an Indenture, dated as of February 24, 2004 (the "Indenture"), between the Trust and Wells Fargo Bank, National Association, as indenture trustee (the "Indenture Trustee").

Item 2.       PROPERTY

         The principal assets of the Trust are a pool of motor vehicle retail installment sales contracts and loans (the "Receivables") that are secured by new and used automobiles and light-duty trucks. Selected information related to the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 2004, is set forth in Tables 1 and 2 below:

Table 1.          Selected Information Related to the Receivables.

Beginning Pool Balance (receivables balance
as of February 2004 collection period)                      $1,271,628,119.69

Ending Pool Balance (receivables balance as of
December 2004 collection period)                            $830,299,618.46
                                                            -----------------

Change in Pool Balance (from February 2004
to December 2004 collection periods)                        $441,328,501.23
                                                            =================

Total Principal Losses                                      $13,046,758.96
Total Recovery and Net Liquidation Proceeds                 $5,719,656.67
                                                            -----------------

Total Net Losses                                            $7,327,102.29
                                                            =================


Table 2. Delinquency Information Related to the Receivables

Number of Delinquent Receivables as of end of December
2004 Collection Period

         30 - 59 days                                        680
         60 - 89 days                                        123
         90 + days                                           106
                                                             ---

Total Delinquent Receivables                                 909
                                                             ===

Repossessions                                                136
Total Delinquencies and Repossessions                        1045

Principal Balance of Delinquent Receivables as of end of December 2004 Collection Period

         30 - 59 days                                        $9,029,036.61
         60 - 89 days                                        $1,684,410.35
         90 + days                                           $1,582,035.08
                                                             -------------

Total Delinquent Receivables                                 $12,295,482.04
                                                             ==============

Repossessions                                                $1,923,510.21
Total Delinquencies and Repossessions                        $14,218,992.25

Delinquent Receivables Percentage (as a percentage of
receivable balance as of end of December 2004 Collection
Period)
         30 - 59 days                                        1.09%
         60 - 89 days                                        0.20%
         90 + days                                           0.19%
                                                             -----

Total Delinquent Receivables                                 1.48%
                                                             =====

Repossessions                                                0.23%
Total Delinquencies and Repossessions                        1.71%


Item 3.       LEGAL PROCEEDINGS

         The Registrant is not aware of any material legal proceeding with respect to the Trust, or to the extent relating to the Trust, the Depositor, the Indenture Trustee, Goldman Sachs Mortgage Company (the "Servicer") or the Owner Trustee, which were pending at December 31, 2004 or as of the date of this report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No votes or consents of holders of the Notes were solicited during the 2004 fiscal year for any purpose.

                                     PART II


Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              There are 57 holders of the certificates issued by the Trust. There is no principal market in which the certificates are traded.

Item 6.       SELECTED FINANCIAL DATA

         Not applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 9A.      CONTROLS AND PROCEDURES

         Not Applicable.


                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.

Item 11.      EXECUTIVE COMPENSATION

         Not applicable.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

Item 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not applicable.

                                     PART IV


Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1) Not applicable.

                  (2) Not applicable.

                  (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

         (b) Current Reports on Forms 8-K during the year ending December 31, 2004:

                           DATE                                            ITEMS REPORTED
                           ----                                            ---------------
April 5, 2004                                                Items 5, 7, Monthly Servicer's Report*
April 20, 2004                                               Items 5, 7, Monthly Servicer's Report*
May 21, 2004                                                 Items 5, 7, Monthly Servicer's Report*
June 21, 2004                                                Items 5, 7, Monthly Servicer's Report*
July 20, 2004                                                Items 5, 7, Monthly Servicer's Report*
August 2, 2004                                               Items 5, 7, Monthly Servicer's Report*
August 20, 2004                                              Items 5, 7, Monthly Servicer's Report*
September 22, 2004                                           Items 8.01, 9.01, Monthly Servicer's Report*
October 19, 2004                                             Items 8.01, 9.01, Monthly Servicer's Report*
November 23, 2004                                            Items 8.01, 9.01, Monthly Servicer's Report*
December 20, 2004                                            Items 8.01, 9.01, Monthly Servicer's Report*
January 26, 2005                                             Items 8.01, 9.01, Monthly Servicer's Report*
*Incorporated by reference.


         (c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index.

         (d) Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

Date:  March 31, 2005                 GOLDMAN SACHS ASSET BACKED
                                      SECURITIES CORP.


                                      By: /s/ JOSEPH MARCONI
                                      ------------------------------------------
                                      Name: Joseph Marconi
                                      Title: Vice President


Date:  March 31, 2005                 GS AUTO LOAN TRUST 2004-1

                                      By:  Goldman Sachs Asset
                                           Backed Securities Corp., as Depositor


                                      By: /s/ JOSEPH MARCONI
                                      ------------------------------------------
                                      Name: Joseph Marconi
                                      Title: Vice President

                                INDEX TO EXHIBITS


EXHIBIT NO.         DOCUMENT DESCRIPTION
----------          ---------------------
Exhibit 31.1        Certification Pursuant to Section 302(a) of the
                    Sarbanes-Oxley Act of 2002 (Servicer)

Exhibit 99.1 Annual Servicer's Statement as to Compliance for the year ended December 31, 2004 (Goldman Sachs Mortgage Company)

Exhibit 99.2 Report of Independent Registered Public Accounting Firm (Goldman Sachs Mortgage Company)

Exhibit 99.3 Annual Servicer's Statement as to Compliance for the year ended December 31, 2004 (The Huntington National Bank)

Exhibit 99.4 Report of Independent Registered Public Accounting Firm in Respect of Servicing for the year ended December 31, 2004 (The Huntington National Bank)

Exhibit 99.5 Annual Servicer's Statement as to Compliance for the year ended December 31, 2004 (Ford Motor Credit Company)

Exhibit 99.6 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2004 (Ford Motor Credit Company)

Exhibit 99.7 Annual Aggregate Statement containing information relating to the Receivables and the Accounts for the Collection Periods from and including February 2004 through December 2004.