Form 10-K/A
GS AUTO LOAN TRUST 2004-1
filed 2005-07-25
CIK 1279291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

        Subsequent to the Filing of the 10-K on March 31, 2005 a revision was made to GS AUTO LOAN TRUST 2004-1 which was not included in the original 10-K filed. The 10-K is being amended because
        Class B and Class C principal and interest was calculated incorrectly. This revision was not previously disclosed in a 1934 Act filing. The revised data has been and will continue to be available on the Wells Fargo Bank, N.A. as Trustee, website at www.ctslink.com.



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


                                      By: /s/ JOSEPH MARCONI
                                      ------------------------------------------
                                      Name: Joseph Marconi
                                      Title: Vice President


Date:  March 31, 2005                 GS AUTO LOAN TRUST 2004-1

                                      By:  Goldman Sachs Asset
                                           Backed Securities Corp., as Depositor


                                      By: /s/ JOSEPH MARCONI
                                      ------------------------------------------
                                      Name: Joseph Marconi
                                      Title: Vice President

                                INDEX TO EXHIBITS


EXHIBIT NO.         DOCUMENT DESCRIPTION
- ----------          ---------------------
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


EX-31.1




                                  EXHIBIT 31.1
   CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

                                   (Depositor)

         I, Joseph Marconi, Vice President of Goldman Sachs Asset
Backed Securities Corp., as Depositor, certify that:

         1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of GS Auto Loan Trust 2004-1;

         2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

         3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar agreement, for inclusion in the Reports is included in these Reports;

         4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in those Reports, the servicer has fulfilled its obligations under that agreement; and

         5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in the Reports.

         In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank, National Association, as Indenture Trustee, Goldman Sachs Mortgage Company, as Servicer, The Huntington National Bank, as a Receivables Servicer and Ford Motor Credit Company, as a Receivables Servicer.

                                     Date:  March 31, 2005


                                     By: /s/ Joseph Marconi
                                        ----------------------------------------
                                     Name:  Joseph Marconi
                                     Title: Vice President




EX-99.1


                        ANNUAL STATEMENT AS TO COMPLIANCE

                                December 31,2004

     I., Joseph Marconi, Vice President of Goldman Sachs Real Estate Funding Corp,, the general partner of Goldman Sachs Mortgage Company, as Servicer (the "Servicer"), certify that:

     (i) a review of the activities of the Servicer during the period from February 24, 2004 through December 31, 2004, and of its performance under the Sale and Servicing Agreement, dated as of February 24, 2004 (the "Sale and Servicing Agreement"), by and among GS Auto Loan Trust 2004-1, Goldman Sachs Asset Backed Securities Corp. Wells Fargo Bank, National Association, and the Servicer, has been made under my supervision; and

     (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Sale and Servicing Agreement throughout such period,

                            [Signature Page Follows]

By: /s/ Joseph Marconi
   -----------------------
Name: Joseph Marconi
Title: Vice President

EX-99.2

                                                                    EXHIBIT 99.2


[ERNST & YOUNG LOGO OMITTED]    [] ERNST & YOUNG LLP    [] Phone: (212) 773-3000
                                   5 Times Square          www.ey.com
                                   New York, NY 10036





               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Goldman Sachs Mortgage Company

We have examined management's assertion that Goldman Sachs Mortgage Company (the "Company") has complied as of December 31, 2004 and for the period then ended, with its established minimum servicing standards described in the accompanying Management's Assertion on Compliance with Minimum Servicing Standards with respect to Goldman Sachs Auto Loan Trust 2004-1, dated March 28, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to issue an opinion on management's assertion about the Company's compliance based on our examination. We did not examine the Huntington National Bank's nor the Ford Motor Credit Company's compliance with those minimum servicing standards that they are responsible for as indicated for "the Servicers" in the accompanying minimum servicing standards. The Huntington National Bank's and the Ford Motor Credit Company's compliance with those minimum servicing standards was examined by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the Huntington National Bank's and the Ford Motor Credit Company's compliance, is based solely on the report of such other accountants.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination and the report of other accountants provide a reasonable basis for our opinion. Our opinion does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, based on our examination and the, report of other accountants, management's assertion that the Company complied with the aforementioned minimum servicing standards as of December 31, 2004 and for the period then ended, is fairly stated, in all material respects, based on the criteria set forth in Appendix 1.

                                             /s/ Ernst & Young LLP





New York, New York
March 28,2005

                                   SCHEDULE A

Class A-1 Asset Backed Notes
Class A-2 Asset Backed Notes
Class A-3 Asset Backed Notes
Class A-4 Asset Backed Notes
Class B Asset Backed Notes
Class C Asset Backed Notes
Class D Asset Backed Notes

                   Management's Assertion On Compliance With
                      Goldman Sachs Auto Loan Trust 2004-1
                          Minimum Servicing Standards



March 28, 2005

As of and for the year ended December 31, 2004, Goldman Sachs Mortgage Company (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards, as set forth in Appendix I, for servicing the securities in the Goldman Sachs Auto Loan Trust 2004-1, as listed in Schedule A hereto.

By: /s/ JOSEPH MARCONI
   -------------------
Name:
Title:
Company: Goldman Sachs Mortgage Company

                                   APPENDIX I

                      Goldman Sachs Auto Loan Trust 2004-1
                           Minimum Servicing Standards
                     intended for use in connection with the
                       Annual Accountant's Report ("AAR")

Below are Goldman Sachs Mortgage Company's (the "Company") minimum servicing standards for the Goldman Sachs Auto Loan Trust 2004-1 (the "Issuer"). The Huntington National Bank (the "Bank") and Ford Motor Credit Company ("Ford Credit"), (collectively, the "Servicers"), acts as servicer on behalf of the Issuer and have agreed to comply with the minimum servicing standards.

 GOLDMAN SACHS MORTGAGE COMPANY'S (THE"COMPANY") MINIMUM SERVICING STANDARDS:

 Huntington National Bank (the "Bank")

As of and for the year ended December 31, 2004, The Huntington National Bank has complied, in all material respects, with the Bank's established minimum servicing standards for automobile loans as set forth below. The standards are based on the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS, modified to address the unique characteristics of servicing automobile loans.

 I.  PAYMENTS

     1. The Bank shall ensure that payments shall be deposited into the bank accounts and related bank clearing accounts within two business days of receipt.

     2. The Bank shall ensure that payments made in accordance with the borrower's loan documents shall be posted to the applicable account records within two business days of receipt.

     3. The Bank shall ensure that payments shall be allocated to principal and interest in accordance with the loan documents.

     4. The Bank shall ensure that payments identified as loan payoffs shall be allocated in accordance with the loan documents.

 II.     DISBURSEMENTS

     1. The Bank shall ensure that disbursements made via wire transfer on behalf of a borrower or investor shall be made only by authorized personnel.

     2. The Bank shall ensure that disbursements made on behalf of the borrower or investor shall be posted within two business days to the account or investor's records maintained by the servicing entity.

     3. The Bank shall ensure that amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or bank statements.

 III.    INVESTOR ACCOUNTING AND REPORTING

     1. The Bank shall ensure that investor reports are sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

 IV.     DELINQUENCIES

The Bank shall ensure that records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

 Ford Motor Credit Company ("Ford Credit")

As of and for the year ended December 31, 2004, Ford Credit has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP"), to the extent such procedures are applicable.

EX-99.3


                   SERVICER ANNUAL STATEMENT AS TO COMPLIANCE

     1, Timothy R. Barber, certify that I am a duly elected Senior Vice President of The Huntington National Bank, a national banking association (the"Bank"), authorized to execute and deliver this certificate in the name and on behalf of the Bank, as required by Section 6.03 of the Purchase and Servicing Agreement, dated as of October 31, 2003 (the "Purchase and Servicing Agreement"), among the Bank, as seller and servicer (in such capacity, the "Servicer"), and GS Whole Loan Trust, as purchaser, and further certify in the name of and behalf of the Servicer, that:

     1 . A review of the activities of the Servicer and of the performance of its obligations under the Purchase and Servicing Agreement during the period from January 1, 2004, to and including December 31, 2004 (the "Review Period"), was conducted under the supervision of the undersigned.

     2. Based on my knowledge and such review, except as otherwise disclosed pursuant to paragraph 3 below, the Servicer has fulfilled its obligations under the Purchase and Servicing Agreement during the applicable Review Period and there is no significant deficiency known by the undersigned with respect to the applicable Review Period which has not been disclosed herein.

     3. Based on such review, to the undersigned's knowledge, the following is a description of each significant deficiency during the Review Period in the performance of the Servicer's obligations under the provisions of the Purchase and Servicing Agreement, which sets forth in detail (i) the nature and status of each such deficiency and (ii) the action taken by the Servicer, if any, to remedy each such deficiency: None.

     4. I have reviewed all distribution or servicing reports (the "Reports") delivered by the Servicer in respect of periods included in the Review Period.

     5. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the applicable Review Period.

     6. Based on my knowledge, the distribution or servicing information required to be provided to the Purchaser by the Servicer under the Purchase and Servicing Agreement for inclusion in these Reports is included in these Reports,

     7. I am responsible for reviewing the activities performed by the Servicer under the Purchase and Servicing Agreement and based upon my knowledge and review, and except as disclosed to Purchaser in this Certificate or otherwise in writing, the Servicer has fulfilled its obligations under the Purchase and Servicing Agreement.

     8. To the knowledge of the undersigned, the Servicer has provided all of the reports and certificates required under Sections 5.02, 6.02 and 6.03 to the parties to which such reports and certificates are required to be provided with respect to the applicable Review Period.

IN WITNESS WHEREOF, I have hereunto signed my name.

Dated: March 1, 2005                              By: /s/ Timothy R. Barber
                                                      --------------------------
                                                   Name: Timothy R. Barber
                                                   Title: Senior Vice President


EX-99.4

[DELOITTE LOGO]

                                                  Deloitte & Touche LLP
                                                  155 East Broad Street
                                                  Columbus, CH 43215-3611
                                                  USA

                                                  Tel: +1 614 221 1000
                                                  Fax: +1 614 229 4647
                                                  www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Huntington National Bank

We have examined management's assertion that The Huntington National Bank (the "Company") has complied, as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management's Assertion dated March 10, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in the Appendix 1.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Columbus, Ohio
March 10, 2005



                                                        Member of
                                                        Deloitte Touche Tohmatsu

THE HUNTINGTON NATIONAL BANK                                   [HUNTINGTON LOGO]
HUNTINGTON CENTER
COLUMBUS, OHIO 43287

                             MANAGEMENT'S ASSERTION

March 10, 2005

As of and for the year ended December 31, 2004, The Huntington National Bank (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for automobile loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS, modified to address the unique characteristics of servicing automobile loans.


/s/ Timothy Barber
- ---------------------------
Timothy Barber
Senior Vice-President, Credit Risk Management
The Huntington National Bank

/s/ Irving Adler
- ---------------------------
Irving Adler
Senior Vice President, Loan Operations Director
The Huntington National Bank

APPENDIX I

 THE HUNTINGTON NATIONAL BANK'S MINIMUM SERVICING STANDARDS

I. PAYMENTS

     1. Payments shall be deposited into the bank accounts and related bank clearing accounts within two business days of receipt.

     2. Payments made in accordance with the borrower's loan documents shall be posted to the applicable account records within two business days of receipt.

     3. Payments shall be allocated to principal and interest in accordance with the loan documents.

     4. Payments identified as loan payoffs shall be allocated in accordance with the loan documents.

II. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a borrower or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of the borrower or investor shall be posted within two business days to the account or investor's records maintained by the servicing entity.

     3. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or bank statements.

Ill. INVESTOR ACCOUNTING AND REPORTING

     1. Investor reports are sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.

IV. DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).
EX-99.5

                                  [FORD LOGO]

FORD MOTOR CREDIT COMPANY                                     One American Road
                                                              P.O. Box 1732
                                                              Dearborn, MI 48121

 To:  GS Whole Loan Trust
      c/o Goldman, Sachs & Co,
      85 Board Street
      Now York, MY 10004
      Attn: David Stiepleman

                              OFFICER'S CERTIFICATE

                        ANNUAL STATEMENT AS TO COMPLIANCE

     The undersigned officer of Ford Motor Credit Company (the "Company"), does hereby advise you pursuant to Section 3.11 (a) of the Servicing Agreement dated May 1, 2003 by and among the Company and GS Whole Loan Trust (the "Agreement) that:

1. A review of the activities of the Company and of its performance under the Agreement during the period from January 1, 2004 to December 31, 2004 has been made under my supervision.

2. Based on this review, to the best of my knowledge, the Company has fulfilled all its obligations under the Agreement during the aforementioned period.

                                                  /s/ David Brandi
                                                  -------------------------
                                                  David Brandi
                                                  Assistant Treasurer

 Dated: as of December 31, 2004



EX-99.6


PRICEWATERHOUSECOOPERS [LOGO OMITTED]

- ------------------------------------------------------------------------------

                                                      PRICEWATERHOUSECOOPERS LLP
                                                      400 Renaissance Center
                                                      Detroit MI 48243
                                                      Telephone (313) 394 6000
                                                      Facsimile (313) 394 6555

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Ford Motor Credit Company,
GS Whole Loan Trust, Purchaser:

RE: SERVICING AGREEMENT BETWEEN FORD MOTOR CREDIT COMPANY, AS SERVICER AND GS WHOLE LOAN TRUST, AS PURCHASER, DATED AS OF MAY 1,2003

We have examined management's assertion about Ford Motor Credit Company and its subsidiaries' ("Ford Credit") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP"), to the extent such procedures are applicable as of and for the year ended December 31, 2004 included in the accompanying management assertion (Exhibit I). Management is responsible for Ford Credit's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Ford Credit's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ford Credit's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Ford Credit's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ford Credit has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.





/s/ PRICEWATERHOUSECOOPERS LLP


March 7, 2005

                                                                       EXHIBIT I

                               FORD MOTOR COMPANY

FORD MOTOR CREDIT COMPANY
                                                              One American Road
                                                              P.O. Box 1732
                                                              Dearborn, MI 48121





                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS

March 7, 2005

RE: SERVICING AGREEMENT BETWEEN FORD MOTOR CREDIT COMPANY, AS SERVICER AND GS WHOLE LOAN TRUST, AS PURCHASER, DATED AS OF MAY 1,2003

As of and for the year ended December 31, 2004, Ford Motor Credit Company and its subsidiaries have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS ("USAP"), to the extent such procedures are applicable.





/s/ Terry Chenault
- ----------------------------------------------------
Terry Chenault
President of Global Operations Technology




/s/ Neil Schloss
- ----------------------------------------------------
Neil Schloss
Assistant Treasurer







EX-99.7

- ------------------------------------------------------------------------------
                           DISTRIBUTION IN DOLLARS
- ------------------------------------------------------------------------------
                        ORIGINAL            BEGINNING
                          FACE              PRINCIPAL
 CLASS                   VALUE               BALANCE              PRINCIPAL
- ------------------------------------------------------------------------------
  A-1                336,137,000.00       336,137,000.00        336,137,000.00
  A-2                297,914,000.00       297,914,000.00        106,275,335.76
  A-3                314,944,000.00       314,944,000.00                  0.00
  A-4                224,081,000.00       224,081,000.00                  0.00
   B                  56,587,000.00        56,587,000.00         19,223,517.17
   C                  26,704,000.00        26,704,000.00          4,679,605.92
   D                  29,248,000.00        29,248,000.00                  0.00
  CERT                         0.00                 0.00                  0.00
- ------------------------------------------------------------------------------
 TOTALS            1,285,615,000.00       855,537,090.09        466,315,458.85
- ------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------
                                          DISTRIBUTION IN DOLLARS
- ---------------------------------------------------------------------------------------------
                                                                                   ENDING
                                                      UNPAID        UNPAID       PRINCIPAL
 CLASS          INTEREST             TOTAL          PRINCIPAL      INTEREST       BALANCE
- ---------------------------------------------------------------------------------------------
  A-1         1,243,075.40       337,380,075.40         0.00         0.00                0.00
  A-2         3,824,553.88       110,099,889.64         0.00         0.00      191,638,664.24
  A-3         5,981,573.92         5,981,573.92         0.00         0.00      314,944,000.00
  A-4         5,294,847.30         5,294,847.30         0.00         0.00      224,081,000.00
   B          1,019,182.04        20,242,699.21         0.00         0.00       37,363,482.83
   C            636,445.27         5,316,051.19         0.00         0.00       22,024,394.08
   D          1,303,973.33         1,303,973.33         0.00         0.00       29,248,000.00
  CERT                0.00                 0.00         0.00         0.00                0.00
- ---------------------------------------------------------------------------------------------
 TOTALS      19,303,651.14       485,619,109.98         0.00         0.00      819,299,541.15
- ---------------------------------------------------------------------------------------------